Form 10-Q
period 1998-09-30
GENERAL AMERICAN RAILCAR CORP II
filed 1998-11-13
CIK 1065483

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                 Commission File Number
    September 30, 1998                              333-58731



                    General American Railcar Corporation II


Incorporated in the                           IRS Employer Identification
 State of Delaware                                    36-4247116

                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6451


         The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with a reduced disclosure format.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90days.    Yes         No [X]

         Registrant had 1,000 shares of common stock outstanding (all owned by General American Transportation Corporation) as of October 31, 1998.




                         PART I - FINANCIAL INFORMATION


                     GENERAL AMERICAN RAILCAR CORPORATION II

                               STATEMENT OF INCOME
                                   (UNAUDITED)

                PERIOD FROM JULY 8, 1998 (DATE OF INCORPORATION)
                              TO SEPTEMBER 30, 1998
                                  In Thousands




         Gross income......................................................                  $ 140

         Costs and expenses
             Operating lease expense.......................................                     83
             Other operating costs.........................................                     11
                                                                                       --------------
                                                                                                94
                                                                                       --------------

         Income before income taxes........................................                     46

         Income taxes......................................................                     21

                                                                                       ==============
         Net income                                                                         $   25
                                                                                       ==============





_________

Note- The financial statements are unaudited but include all adjustments which management considers necessary for a fair statement of the results of operations and financial position for the period. Operating results for the period from July 8, 1998 (date of incorporation) to September 30, 1998 are not indicative of the results that may be achieved for the period from July 8, 1998 (date of incorporation) to December 31, 1998.


                     GENERAL AMERICAN RAILCAR CORPORATION II

                                  BALANCE SHEET
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998
                                  In Thousands




         ASSETS

         Cash and cash equivalents...................................................          $2,000
         Due from General American Transportation Corporation (GATC) ................             129
                                                                                          -----------------

         TOTAL ASSETS................................................................           $2,129
                                                                                          =================


         LIABILITIES AND SHAREHOLDER'S EQUITY

         Trade accounts payable......................................................        $     83
         Income taxes payable........................................................              15
         Deferred taxes..............................................................               6
                                                                                          -----------------

              Total liabilities and deferred items...................................             104

         Shareholder's equity
             Common stock - par value $1 per share: authorized, issued and
             outstanding, 1,000 shares (owned by GATC)...............................               1
             Additional capital......................................................           1,999
             Reinvested earnings.....................................................              25
                                                                                          -----------------

              Total shareholder's equity.............................................           2,025
                                                                                          -----------------

         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................................          $2,129
                                                                                          =================


                     GENERAL AMERICAN RAILCAR CORPORATION II

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                PERIOD FROM JULY 8, 1998 (DATE OF INCORPORATION)
                              TO SEPTEMBER 30, 1998
                                  In Thousands


         OPERATING ACTIVITIES
              Net income  ..........................................................              $   25
              Adjustments to reconcile net income to net cash
                  provided by operating activities:
                     Deferred income taxes                                                             6
                     Change in operating assets and liabilities.....................                 (31)
                                                                                            -----------------

             Net cash provided by operating activities..............................                       -


         INVESTING ACTIVITIES
              Purchases of equipment   .............................................            (208,402)
              Proceeds on disposal of equipment.....................................             208,402
                                                                                            -----------------

             Net cash provided by investing activities..............................                       -


         FINANCING ACTIVITIES
             Contributed capital from GATC .........................................               2,000
                                                                                            -----------------

             Net cash provided by financing activities..............................               2,000
                                                                                            -----------------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                           $     2,000
                                                                                            =================

                      MANAGEMENT'S DISCUSSION OF OPERATIONS


GENERAL

General American Railcar Corporation II ("GARC II" or "the Company") is a newly organized wholly-owned special purpose subsidiary of General American Transportation Corporation ("GATC") which was formed on July 8, 1998. The Company filed an S-3 registration statement with the Securities and Exchange Commission which became effective on September 28, 1998. The Company is structured so that based on existing facts, circumstances, and assumptions, the Company is, in the opinion of counsel, "bankruptcy remote" in that, if a GATC bankruptcy proceeding were to occur, the assets and liabilities of GARC II would not be consolidated with those of GATC for purposes of the proceeding. However, there could be no absolute assurance that in the event of insolvency the court would not consolidate the assets, in particular if there were to be material changes in the existing facts, circumstances and assumptions.

Commencing operations in September 1998, GARC II was organized for the primary purposes of entering into a sale and leaseback of 3,380 specialized railcars and subleasing those railcars to customers under full service leases. The fleet composition is approximately 75% tank cars and 25% covered hopper cars. A full service lease encompasses maintaining and servicing the railcars subject to lease, paying ad valorem property taxes, and providing several ancillary services.

The Company has entered into a management agreement with GATC, whereby GATC maintains and services the railcars, for which GARC II pays GATC a monthly management fee. Additionally, the Company was initially capitalized by a $2,000,000 equity contribution from GATC.

As part of the management agreement, the Company's transactions are processed on GATC's information systems. GATC believes that it has an effective program in place to address what is commonly referred to as the Year 2000 issue in a timely manner. If GATC's plan is not completed on a timely basis, the Year 2000 issue could have a significant impact on GATC and the Company. Based on the progress and results of the Year 2000 project thus far, GATC believes that the Year 2000 issue should not pose significant operational problems.

Management's discussion includes statements which may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GARC II, such as the petroleum and chemical industries.

RESULTS OF OPERATIONS

On September 29, 1998, GARC II commenced leasing its 3,380 railcars to its 82 customers, whose businesses fall within the chemical, petroleum, agricultural and mineral industries. Consistent with its expectations of leasing the railcars at an average rate of $622 per month (roughly $21 per day), revenues for the two days of operations in the period ending September 30, 1998 were $140,000. After operating lease expense, management fees, and other costs, net income was $25,000, or 18% of revenue.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
(a)       27       Financial Data Schedule for General
                   American Transportation Corporation
                   for the quarter ended September 30, 1998.
                   Submitted to the SEC along with the
                   electronic submission of this
                   Quarterly Report on Form 10-Q.

(b)                No reports on Form 8-K were filed
                   during the reporting period.

                              SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     GENERAL AMERICAN RAILCAR CORPORATION II
                                  (Registrant)



                                /s/D. Ward Fuller
    -------------------------------------------------------------------------
                                 D. Ward Fuller
                             President and Director
                            (Duly Authorized Officer)



                              /s/Donald J. Schaffer
    -------------------------------------------------------------------------
                               Donald J. Schaffer
                   Principal Financial and Accounting Officer





Date:  November 13, 1998

EXHIBITS FILED WITH DOCUMENT

27   Financial Data Schedule for General
     American Transportation Corporation
     for the quarter ended September 30, 1998.
     Submitted to the SEC along with the
     electronic submission of this
     Quarterly Report on Form 10-Q.