Form 10-K
period 1998-12-31
GENERAL AMERICAN RAILCAR CORP II
filed 1999-03-26
CIK 1065483

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-58731

                    GENERAL AMERICAN RAILCAR CORPORATION II

        Incorporated in the               IRS Employer Identification Number
         STATE OF DELAWARE                            36-4247116



                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6451

          Securities Registered Pursuant to Section 12(b) of the Act:

                                     None.

          Securities Registered Pursuant to Section 12(g) of the Act:

                                     None.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

     Registrant had 1,000 shares of common stock outstanding (all owned by General American Transportation Corporation) as of March 15, 1999.

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I

Item 1.  Business

General American Railcar Corporation II ("GARC II" or the "Company") is a wholly-owned special purpose subsidiary of General American Transportation Corporation ("GATC"). GARC II was formed on July 8, 1998 and is headquartered in Chicago, Illinois.

Commencing operations in September 1998, the Company was organized for the primary purpose of entering into a sale and leaseback of 3,380 railcars and subleasing those railcars to customers under full service leases. The fleet composition is approximately 75% tank cars and 25% covered hoppers cars. A full service lease encompasses maintaining and servicing the railcars subject to lease, paying ad valorem property taxes, and providing several ancillary services.

Tank cars are specialized railcars used for the transportation of a variety of products including chemicals, petroleum and food products. Covered hopper cars primarily carry plastic pellets, grain, cement, and other dry products.

The estimated useful average life of a railcar is approximately 30 years. The useful life is affected by a number of factors such as the commodity carried, structural components and market dynamics. A railcar's projected useful life will be taken into account when establishing lease rates under a sublease. Generally, newer railcars will be leased at higher rates than older railcars.

The Company has entered into a management agreement with GATC, whereby GATC maintains and services the railcars, for which GARC II pays GATC a monthly management fee. Additionally, the Company has been capitalized by a $2,100,000 equity contribution from GATC.

The creation of the Company has been structured so that based on existing facts, circumstances, and assumptions, the Company is, in the opinion of counsel, "bankruptcy remote" in that, if a GATC bankruptcy proceeding were to occur, the assets and liabilities of GARC II would not be consolidated with those of GATC for purposes of the proceeding. However, there can be no assurance that in the event of insolvency, the court would not consolidate the assets, in particular if there were to be material changes to the existing facts, circumstances, and assumptions.

GARC II leases railcars to 82 customers, whose businesses fall within the chemical, petroleum, agricultural and mineral industries. For 1998, approximately 48% of total revenues are generated from the transportation of products for the chemical industry. For similar services 19% and 13% of revenues are derived from the petroleum and agricultural industries, respectively. As of December 31, 1998 the average remaining lease term was approximately five years.

The full service railcar leasing industry has experienced steady growth in the last decade and is comprised of GATC, Union Tank Car Company, General Electric Railcar Services Corporation, and many smaller companies. Principal competitive factors include price, service and availability.

Customer Base

GARC II is not dependent upon a single customer or a few customers. The loss of any one customer would not have a material adverse effect on the Company as a whole.

Employees

GARC II has no employees.

Item 2.  Properties

GARC II does not own the railcars it leases to its customers. GARC II leases them from three separate trusts established solely for the purpose of leasing the cars to GARC II.

Item 3. Legal Proceedings

GARC II has no known existing or pending legal proceeding against it. Its parent and contractual manager of its equipment, GATC, discloses its own proceedings in its separate Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders

Not required.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
Matters

General American Transportation Corporation owns all of the outstanding common stock of GARC II.

Item 6.  Selected Financial Data

Not required.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's revenue represents all rental billing since inception of business on September 29, 1998. GARC II's entire fleet of 3,380 railcars has been under lease with customers since inception.

The Company's operating expenses represent the lease payments due to the three trusts plus other operating expenses reimbursable to the manager, GATC, such as maintenance expense, ad valorem taxes, insurance and management fees.

GARC II's assets are primarily cash accounts on deposit with a collateral agent. GARC II was funded by a cash contribution from its parent, GATC.

GARC II's operating cash flow is used primarily to service its rent payments. GARC II is restricted from purchasing additional equipment except in the case of replacing destroyed cars.

The Company has no known existing environmental contingencies. Its parent and contractual manager of its equipment, GATC, discloses its own environmental contingencies in its separate Form 10-K.

YEAR 2000 READINESS DISCLOSURE As part of its management agreement, the Company's transactions are processed on GATC's information systems. GATC continues to address what is commonly referred to as the Year 2000 problem. GATC has completed the assessment phase of reviewing its critical information systems for Year 2000 compliance. Efforts are well underway in both modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter.
Several remediation projects and systems replacements are already in place, and efforts are continuing on others.

GATC believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the company's exposure. If these steps were not taken, or are not completed timely, the Year 2000 issue could have a significant impact on the operations of GATC, which in turn could have a significant impact on the Company. Based on the progress and results of the Year 2000 project thus far, GATC believes that the Year 2000 issue should not pose significant operational problems. However, in the event that the GATC's efforts have not addressed all potential systems problems, contingency plans are being developed to enable critical business operations to continue.

FORWARD-LOOKING STATEMENTS Certain statements in Management's Discussion and Analysis constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by GARC II such as the petroleum, chemical, and rail industries.

Item 8. Financial Statements and Supplementary Data

The response to this item is submitted under Item 14 (a)(1) of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Not required.

Item 11. Executive Compensation

Not required.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Not required.

Item 13. Certain Relationships and Related Transactions

Not required.

PART IV

Item 14.  Financial Statement Schedules, Reports on Form 8-K and Exhibits.

                                                                            Page
                                                                            ----
(a)    1.   Financial Statements

            The Financial Statements of General American Railcar
            Corporation II which are required in Item 8 are listed below:

            Statement of Income and Reinvested Earnings -- Period from
            July 8, 1998 (date of incorporation) to December 31, 1998          8
            Balance Sheet - December 31, 1998                                  9
            Statement of Cash Flows - Period from July 8, 1998 (date
            of incorporation) to December 31, 1998                            10
            Notes to Financial Statements                                     11

       2.   Financial Statement Schedules

            All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
            Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

(b)         No reports on Form 8-K were filed during the reporting period.

(c)         Exhibit Index


Exhibit
Number                         Exhibit Description                          Page
-------     ----------------------------------------------------------      ----
  3A.       Certificate of Incorporation of General American Railcar
            Corporation II incorporated by reference to the Form S-3
            Registration Statement filed with the SEC on September 25,
            1998, Registration No. 333-58731.

  3B. By-Laws of General American Railcar Corporation II, file number 333-58731. Submitted to the SEC along with the electronic submission of this Report on Form 10-K.

  4A. Form of Pass Through Trust Agreement incorporated by reference to the Form S-3 Registration Statement filed with the SEC on September 25, 1998, Registration No. 333-58731.

  4B.       Form of Pass Through Certificate (included in Exhibit 4A.)
            incorporated by reference to the Form S-3 Registration
            Statement filed with the SEC on September 25, 1998,
            Registration No. 333-58731.

  4C. Form of Owner Trust Agreement incorporated by reference to the Form S-3 Registration Statement filed with the SEC on September 25, 1998, Registration No. 333-58731.

                                       4


Exhibit
Number                         Exhibit Description                          Page
-------     ----------------------------------------------------------      ----

  4D. Form of Trust Indenture, incorporated by reference to the Form S-3 Registration Statement filed with the SEC on
            September 25, 1998, Registration No. 333-58731.

  4E.       Form of Equipment Note (included in Exhibit 4D.)
            incorporated by reference to the Form S-3 Registration
            Statement filed with the SEC on September 25, 1998,
            Registration No. 333-58731.

  4F. Form of Intercreditor Agreement incorporated by reference to the Form S-3 Registration Statement filed with the SEC on September 25, 1998, Registration No. 333-58731.

 10A.       Form of Operation, Maintenance, Servicing and Remarketing
            Agreement incorporated by reference to the Form S-3
            Registration Statement filed with the SEC on September 25,
            1998, Registration No. 333-58731.

 10B. Form of Administrative Services Agreement incorporated by reference to the Form S-3 Registration Statement filed with the SEC on September 25, 1998, Registration No. 333-58731.

 10C. Form of Insurance Agreement incorporated by reference to the Form S-3 Registration Statement filed with the SEC on
            September 25, 1998, Registration No. 333-58731.

 10D. Form of Equipment Lease Agreement incorporated by reference to the Form S-3 Registration Statement filed with the SEC on September 25, 1998, Registration No. 333-58731.

 10E. Form of Participation Agreement incorporated reference to the Form S-3 Registration Statement filed with the SEC on September 25, 1998, Registration No. 333-58731.

 12.        Statement regarding computation of ratio of earnings to
            fixed charges.                                                   15

 23.        Consent of Independent Auditors.                                 16

 24. Powers of Attorney with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 1998, file number 333-58731. Submitted to the SEC along with the electronic submission of this Report on form 10-K.

 27.        Financial Data Schedule for GATC for the fiscal year ended
            December 31, 1998, file number 333-58731. Submitted to the
            SEC along with the electronic submission of this Report on Form 10-K.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GENERAL AMERICAN RAILCAR CORPORATION II
                                              (Registrant)



                                           /s/ D. Ward Fuller
                                  ---------------------------------------
                                         President and Director
                                             March 26, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


            /s/ D. Ward Fuller
------------------------------------------
              D. Ward Fuller
          President and Director
              March 26, 1999

          /s/ Donald J. Schaffer
------------------------------------------
            Donald J. Schaffer
Principal Financial and Accounting Officer
              March 26, 1999

            /s/ Ronald H. Zech
------------------------------------------
              Ronald H. Zech
                 Director
              March 26, 1999

             /s/ David M. Edwards
------------------------------------------
             David M. Edwards
                 Director
              March 26, 1999

          /s/ David B. Anderson
------------------------------------------
            David B. Anderson
                 Director
              March 26, 1999

                                                   By: /s/ Marland O. Webb
                                              ----------------------------------
                                                       Marland O. Webb
                                                      (Attorney in Fact)
Peter H. Sorensen Director
Frank B. Bilotta Director
                                                    Date:  March 26, 1999

REPORT OF INDEPENDENT AUDITORS




Board of Directors
General American Railcar Corporation II


We have audited the accompanying balance sheet of General American Railcar Corporation II at December 31, 1998, and the related statements of income and reinvested earnings and cash flows for the period from July 8, 1998 (date of incorporation) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General American Railcar Corporation II at December 31, 1998, and the results of its operations and cash flows for the period from July 8, 1998 (date of incorporation) to December 31, 1998 in conformity with generally accepted accounting principles.



                                                             ERNST & YOUNG LLP




Chicago, Illinois
January 26, 1999

                     GENERAL AMERICAN RAILCAR CORPORATION II

                   STATEMENT OF INCOME AND REINVESTED EARNINGS

                            Period from July 8, 1998
                  (date of incorporation) to December 31, 1998
                                 (In Thousands)


Rental revenue                                                      $  6,434

Costs and expenses:
    Operating lease expense                                            3,832
    Other operating costs                                                278
    Other, net                                                           248
                                                            -------------------
                                                                       4,358
                                                            -------------------
Income before taxes                                                    2,076

Provision for income taxes:
   Current                                                               584
   Deferred                                                              184
                                                            -------------------
                                                                         768
                                                            -------------------
Net  income                                                            1,308
Reinvested earnings, beginning of period                                   -
                                                            -------------------
Reinvested earnings, end of period                                  $  1,308
                                                            ===================

See accompanying notes to the financial statements.

                     GENERAL AMERICAN RAILCAR CORPORATION II

                                  BALANCE SHEET

                                December 31, 1998
                                 (In Thousands)


ASSETS
   Cash and cash equivalents                                              $3,357
   Trade accounts receivable                                               1,969
   Net amount due from GATC                                                  180
                                                                          ------
Total assets                                                              $5,506
                                                                          ======

LIABILITIES AND STOCKHOLDER'S EQUITY
   Accrued liability                                                      $  678
   Mileage credits payable                                                   652
   Income tax payable                                                        584
   Deferred taxes                                                            184
                                                                          ------
Total liabilities                                                          2,098

Stockholder's equity:
   Common stock - par value $1 per share: authorized,
       issued and outstanding, 1,000 shares                                    1
   Additional capital                                                      2,099
   Reinvested earnings                                                     1,308
                                                                          ------
Total stockholder's equity                                                 3,408
                                                                          ------
Total liabilities and stockholder's equity                                $5,506
                                                                          ======

See accompanying notes to the financial statements.

                     GENERAL AMERICAN RAILCAR CORPORATION II

                             STATEMENT OF CASH FLOWS

                            Period from July 8, 1998
                  (date of incorporation) to December 31, 1998
                                 (In Thousands)


OPERATING ACTIVITIES
Net income                                                                                      $  1,308
Adjustments to reconcile net income to net cash provided by operating activities:
     Deferred income taxes 184 Change in operating assets and liabilities:
       Trade accounts receivable                                                                  (1,969)
       Accrued liability                                                                             678
       Mileage credits payable                                                                       652
       Net amount due from GATC                                                                     (180)
       Income tax payable                                                                            584
                                                                                        -------------------
Net cash provided by operating activities                                                          1,257

INVESTING ACTIVITIES
Purchases of equipment                                                                          (208,402)
Proceeds on sale of equipment                                                                    208,402
                                                                                        -------------------
Net cash provided by investing activities                                                              -

FINANCING ACTIVITIES
Capital contribution                                                                               2,100
                                                                                        -------------------
Net cash provided by financing activities                                                          2,100
                                                                                        -------------------
Net increase in cash and cash equivalents                                                          3,357
Cash and cash equivalents at beginning of period                                                       -
                                                                                        -------------------
Cash and cash equivalents at end of period                                                    $    3,357
                                                                                        ===================

See accompanying notes to the financial statements.

                     GENERAL AMERICAN RAILCAR CORPORATION II

                          NOTES TO FINANCIAL STATEMENTS

                            Period from July 8, 1998
                  (date of incorporation) to December 31, 1998



1.  DESCRIPTION OF THE COMPANY

General American Railcar Corporation II (the Company) is a wholly-owned subsidiary of General American Transportation Corporation (GATC), which is principally engaged in leasing specialized railcars under full service operating leases. The Company was formed on July 8, 1998 (date of incorporation), and has been capitalized by GATC via capital contributions totaling $2.1 million. In addition, the Company acquired $208.4 million of railcars from GATC. These railcars were sold and subsequently leased back from three separate trusts.

2.  SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. In connection with provisions of its lease agreement the Company is required to maintain certain levels of cash to satisfy specific reserve requirements. At December 31, 1998, $953,300 of cash equivalents were restricted as a result of these requirements.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Temporary differences are primarily due to lease accounting.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  ACCOUNTING FOR LEASES

The Company has financed its railcars through sale-leasebacks which are accounted for as operating leases. Future minimum rental payments due under noncancelable leases at December 31, 1998 were (in thousands):

1999                                                     $    13,517
2000                                                          13,518
2001                                                          13,518
2002                                                          13,322
2003                                                          13,418
Years thereafter                                             259,422
                                                    ======================
                                                           $ 326,715

                                                    ======================

                     GENERAL AMERICAN RAILCAR CORPORATION II

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


3.  ACCOUNTING FOR LEASES (CONTINUED)

Minimum future lease receipts from noncancelable operating leases at December 31, 1998 were (in thousands):

1999                                                     $    25,138
2000                                                          25,138
2001                                                          24,853
2002                                                          21,828
2003                                                           7,228
Years thereafter                                              13,936
                                                    ======================
                                                        $    118,121
                                                    ======================

4.  TRANSACTIONS WITH PARENT COMPANY

All of the Company's common stock is owned by GATC, which is a wholly-owned subsidiary of GATX Corporation (GATX).

The Company has entered into a management agreement with GATC, pursuant to which GATC will maintain and service the Company's railcars and provide other ancillary services. The statement of income includes management fees of $259,133 paid to GATC under the management agreement.

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, trade receivables, intercompany receivables, mileage credits payable and the accrued liability are carried at cost which approximates fair value.

                     GENERAL AMERICAN RAILCAR CORPORATION II

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


6.  INCOME TAXES

The results of operations of GARC II are included in the consolidated federal income tax return of GATX. Current provisions for federal income taxes represent amounts payable to GATX resulting from inclusion of GARC II's operations in the consolidated federal income tax return.

Income taxes consisted of (in thousands):

                                                             1998
                                                        ---------------

Current-
    Domestic:
       Federal                                              $  542
       State and local                                          42
                                                        ---------------
                                                               584

Deferred-
    Domestic:
       Federal                                                 162
       State and local                                          22
                                                        ---------------
                                                               184

Income tax expense                                          $  768
                                                        ===============

Income taxes paid                                        $       -
                                                        ===============

The reason for the difference between the effective income tax rate and the federal statutory income tax rate was:


                                                             1998
                                                        ---------------

Federal statutory income tax rate                             35.0%
Add:
    Effect of state income taxes                               2.0%
                                                        ---------------

                                                              37.0%
                                                        ===============

                     GENERAL AMERICAN RAILCAR CORPORATION II

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


7. CONCENTRATION OF CREDIT RISK

The Company's revenues are derived from a wide range of industries. However, approximately 48% of total revenues are generated from the transportation of products for the chemical industry. For similar services 19% and 13% of revenues are derived from the petroleum and agricultural industries, respectively.

GATC, under the management agreement, performs credit evaluations for the Company prior to the approval of a lease contract. Subsequently, the creditworthiness of the customer is monitored on an ongoing basis.